Form 10-K
period 2003-12-31
DISTRIBUTION FINANCIAL SERVICES MARINE TRUST 1999-2
filed 2004-03-30
CIK 1137159

This Document Consists of 5 Sequentially
Numbered Pages.  The Exhibit Index Appears on
Sequentially Numbered Page 5.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      Commission File Number: 333-56303-02

                              --------------------

                                    FORM 10-K

 (Mark One)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               DISTRIBUTION FINANCIAL SERVICES MARINE TRUST 1999-2

State of Organization - New York                       91-1904587
                                         (I.R.S. Employer Identification Number)

                          (Principal Executive Offices)
                           c\o Wells Fargo Bank, N.A.
                        Sixth and Marquette N9311- 161MAC
                          Minneapolis, Minnesota 55479
                        Telephone Number: (612) 667-8058

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                              ---------------------

         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No   .
                                             ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         As of March 12, 2004 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

================================================================================

                                TABLE OF CONTENTS


PART    ITEM
----    ----
  I     1.         Business
        2.**
        3.*        Legal Proceedings
        4.*        Submission of Matters to a Vote of Security Holders

 II     5. *       Market for Registrant's Common Equity and Related
                   Stockholder Matters
        6. **
        7. **
        7A.**
        8. **
        9. **

 III    10.**
        11.**
        12.**
        13.**

 IV     16.*       Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K

                   Signatures
                   Exhibit Index

--------------

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

                                       (I)

                                     PART I

Item 1.

Business.

         The Registrant is a common law trust created under the laws of the State of New York created by Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("DRAFCO"). The registrant was formed for limited purposes, which include the purchasing of receivables, including recreational vehicle installment sales contracts or installment loans originated by Ganis Credit Corporation ("Ganis"), a Nevada corporation or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates, including DRAFCO, with certain dealers to finance recreational vehicle sales and any activities incidental to and necessary or convenient for the accomplishment of such purposes. On October 20,2003, E*TRADE Bank acquired all of the issued and outstanding capital stock of DRAFCO pursuant to a certain Stock Purchase Agreement, dated as of November 25, 2002 by and between Deutsche Bank AG and E*TRADE Bank, pursuant to which E*TRADE Bank previously acquired Ganis (which was subsequently renamed E*TRADE Consumer Finance Corporation ("ETCF")). On December 30, 2003, E*TRADE Bank then sold all of the issued and outstanding capital stock of DRAFCO to its ultimate parent E*TRADE Financial Corporation.

         In accordance with its stated business purposes, the Registrant formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2") pursuant to a Transfer and Servicing Agreement, dated as of May 1, 1999, among the Marine Trust 1999-2, as Issuer, DRAFCO as Depositor and Ganis, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, as of May 1, 1999, the Marine Trust 1999-2 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The Marine Trust 1999-2 assets consist primarily of receivables which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by Ganis (now
ETCF) or acquired by Ganis (now ETCF) from time to time in financing arrangements among Ganis (now ETCF) and/or its affiliates with certain dealers to finance marine equipment vehicle sales. The Marine Trust 1999-2, has issued various classes of notes secured by the assets contained in the Marine Trust 1999-2.

Item 3.

Legal Proceedings.*

         None

Item 4.

Submission of Matters to a Vote of Security Holders.*

         None

                                     PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

         As of December 31, 2003 the Marine Trust 1999-2 had $ 116,986,680.32 of such Notes outstanding bearing the following identifications:

         Class A-1 Notes                           $       -0-
         Class A-2 Notes                                   -0-
         Class A-3 Notes                                   -0-
         Class A-4 Notes                              7,987,680.32
         Class A-5 Notes                             53,999,000.00
         Class B Notes                               33,000,000.00
         Class C Notes                               22,000,000.00

Total Marine Trust 1999-2 Notes Outstanding        $116,986,680.32
                                                 -----------------

                                     PART IV

Item 16.

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

(b) Reports on Form 8-K.

         The Servicer on behalf of the Registrant has filed reports on Form 8-K for each month during 2003 reporting Item 5. Other Events and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services Marine Trust 1999-2 Notes.

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

                           DISTRIBUTION FINANCIAL SERVICES MARINE TRUST 1999-2

                           By:  Wells Fargo, National Association.
                                Not in its individual capacity but solely as
                                Owner Trustee

                           By:   /s/ Melissa Philibert
                                 _________________________________
                                     Corporate Trust Officer
                                       Title


March 12, 2004

                                  EXHIBIT INDEX

                                                            Incorporated by Reference to
Exhibit No.   Title                                         Registration Number 333-56303
-----------   -----                                         -----------------------------
  2           Plan of acquisition, reorganization,
              arrangement, liquidation or succession        Not Applicable

  3           Articles of Incorporation and By Laws         Exhibits 3.1 and 3.2

  4           Instruments defining the rights of
              security holders, including indentures        Exhibit 4.1

  9           Voting trust agreements                       Not Applicable

 10           Material Contracts                            Not Applicable

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
