Form 10-K
period 2004-12-31
DISTRIBUTION FINANCIAL SERVICES MARINE TRUST 1999-2
filed 2005-04-01
CIK 1137159

================================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                  Commission File Number:  333-56303-02

                             -------------------

                                   FORM 10-K

(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
           OF 1934

                For the Fiscal Year Ended December 31, 2004

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
                       Sixth and Marquette - N9311-161MAC
                        Minneapolis, Minnesota 55479
                       Telephone Number:  (612) 667-8058

                              ---------------------

          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                               ---------------------

     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

     As of March 14, 2005, the Registrant was a Trust originated by ETCF Asset Funding Corporation (formerly Deutsche Recreational Asset Funding Corporation), a Nevada corporation.

================================================================================

                                TABLE OF CONTENTS

PART             ITEM                                                  PAGE
----             ----                                                  ----
  I               1.      Business                                       1
                  2. **
                  3. *    Legal Proceedings                              1
                  4. *    Submission of Matters to a Vote of
                          Security Holders                               1

 II               5. *    Market for Registrant's Common Equity,
                          Related Shareholder Matters and Issuer
                          Purchases of Equity Securities                 1

                  6. **
                  7. **
                  7A.**
                  8. **
                  9. **
                  9A.**    Controls and Procedures                       1
                  9B.**

 III              10.**
                  11.**
                  12.**
                  13.**
                  14.**   Principal Accountant Fees and Services         1

 IV               15. *   Exhibits and Financial Statement Schedules     2

                          Signatures                                     3

                          Exhibit Index                                  4


------------------

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


                                          (i)

                                PART I

Item 1. Business.

     The Registrant is a common law trust created under the laws of the State of New York created by ETFC Asset Funding Corporation, a Nevada corporation ("ETAFC"), formerly Deutsche Recreational Asset Funding Corporation. The Registrant was formed for limited purposes, which include the purchase of receivables, including recreational vehicle installment sales contracts or installment loans originated by E*TRADE Consumer Finance Corporation ("ETCF"), Nevada corporation, or acquired by ETCF from time-to-time in financing arrangements among ETCF and or/its affiliates, including ETAFC, with certain dealers to finance marine equipment vehicle sales and any activities incidental to and necessary or convenient for the accomplishment of such purposes. ETCF is a subsidiary of E*TRADE Bank, whose ultimate parent Company is E*TRADE Financial Corporation.

     In accordance with its stated business purposes, the Registrant formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2") pursuant to a Transfer and Servicing Agreement, dated as of May 1, 1999, among the Marine Trust 1999-2, as Issuer, ETAFC, as Depositor, and ETCF, as Servicer To facilitate the issuance of notes, the Registrant, as Depositor, and Norwest Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, as of May 1, 1999, the Marine Trust 1999-2, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The Marine Trust 1999-2 assets consist primarily of receivables, which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliates with certain dealers to finance marine equipment vehicle sales. The Marine Trust 1999-2 has issued various classes of notes secured by the assets contained in Marine Trust 1999-2.

Item 3. Legal Proceedings.*

     None

Item 4. Submission of Matters to a Vote of Security Holders.*

     None

                                PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.*

        As of December 31, 2004, the Marine Trust 1999-2 had $79,701,719 of such Notes outstanding bearing the following identifications:

               Class                                          Amount
            -----------------------------------------------------------
            Class A-5 Notes                                 $24,701,719
            Class B Notes                                    33,000,000
            Class C Notes                                    22,000,000
            -----------------------------------------------------------
              Total Marine Trust 1999-2 Notes Outstanding   $79,701,719
            ===========================================================


Item 9A. Controls and Procedures.**

	Not Applicable to Asset-Backed Issuers


Item 14. Principal Accountant Fees and Services.**

	Not Applicable to Asset-Backed Issuers

                                PART IV

Item 15. Exhibits and Financial Statement Schedules.*

(a) Financial Statements.

     The Registrant includes as exhibits hereto the Report of Independent Registered Public Accounting Firm on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers with respect to the Notes issued and outstanding by Distribution Financial Services Marine Trust 1999-2.

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

                DISTRIBUTION FINANCIAL SERVICES MARINE TRUST 1999-2

                By: Wells Fargo, National Association.
                    Not in its individual capacity but solely as Owner Trustee

                By: /s/ Sue Dignan
                    --------------
                    Assistant Vice President


March 14, 2005


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

 3              Articles of Incorporation and By Laws       Exhibits 3.1, 3.2

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

